Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE IV INC
filed 1995-08-08
CIK 905803

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                                  Commission File Number:
 June 30, 1995                                                         033-62980
 -------------                                                         ---------


                       AUTOMOBILE CREDIT FINANCE IV, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


 Texas                                                               75-2472952
 -----                                                               ----------
 (State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                             Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
 -----------------------------------------------------------------------------
                              Dallas, Texas 75201
                              -------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---


                                             Number of Shares Outstanding
 Class                                             at July 31, 1995
 -----                                             ----------------
 Common Stock, $1.00 par value                          1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       AUTOMOBILE CREDIT FINANCE IV, INC.
                            CONDENSED BALANCE SHEETS

 ASSETS                                                             June 30, 1995    September 30, 1994
                                                                    -------------    ------------------
                                                                      (Unaudited)
 Contract receivables, net                                             $5,249,000            $6,033,000

 Cash and cash equivalents                                                196,000                 7,000

 Vehicles held for resale                                                 103,000                87,000

 Due (to) from related party                                            (100,000)                43,000

 Deferred note offering costs,
          net of amortization of $724,000
          and $386,000, respectively                                      538,000               875,000

 Loan origination costs,
          net of amortization of $346,000
          and $312,000, respectively                                       71,000                27,000

 Other assets                                                            (12,000)                     -
                                                                  ---------------       ---------------


 Total assets                                                          $6,045,000            $7,072,000
                                                                  ===============       ===============

 LIABILITIES AND CAPITAL DEFICIT


 Notes payable to investors                                           $10,000,000           $10,000,000

 Accounts payable                                                          44,000                46,000

 Accrued investor interest                                                117,000               117,000
                                                                  ---------------       ---------------


 Total liabilities                                                     10,161,000            10,163,000

 CAPITAL DEFICIT


 Common stock, $1.00 par value, 50,000
          shares authorized, 1,000 shares
          issued and outstanding                                            1,000                 1,000

 Additional paid-in capital                                                 9,000                 9,000


 Accumulated deficit                                                  (4,126,000)           (3,101,000)
                                                                  ---------------       ---------------

 Total capital deficit                                                (4,116,000)           (3,091,000)
                                                                  ---------------       ---------------


 Total liabilities and capital deficit                                 $6,045,000            $7,072,000
                                                                  ===============       ===============

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE IV, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Nine Months            Nine Months
                                                                         Ended                  Ended
                                                                     June 30, 1995          June 30, 1994
                                                                     -------------          -------------
                                                                                      (restated - Note 4)
 Interest revenue (net of loan origination cost
          amortization of $34,000 and $85,000, respectively)            $1,362,000             $1,416,000

 Interest expense (including deferred offering
          cost amortization of $338,000 and $264,000,                    1,387,000              1,263,000
          respectively)                                            ---------------        ---------------

 Net interest income (loss)                                               (25,000)                153,000

 Provision for credit losses                                               301,000              1,883,000
                                                                   ---------------        ---------------

 Net interest loss after provision for credit losses                     (326,000)            (1,730,000)

 General and administrative expenses                                       699,000                557,000
                                                                   ---------------        ---------------


 Net loss                                                             $(1,025,000)           $(2,287,000)
                                                                   ===============        ===============


                                                                      Three Months          Three Months
                                                                         Ended                  Ended
                                                                     June 30, 1995          June 30, 1994
                                                                     -------------          -------------
                                                                                      (restated - Note 4)
 Interest revenue (net of loan origination cost
          amortization of $15,000 and $36,000, respectively)              $438,000               $510,000


 Interest expense (including deferred offering
          cost amortization of $114,000 and $99,000,                       464,000                449,000
          respectively)                                            ---------------        ---------------


 Net interest income (loss)                                               (26,000)                 61,000

 Provision for credit losses                                                35,000                678,000
                                                                   ---------------        ---------------


 Net interest loss after provision for credit losses                      (61,000)              (617,000)

 General and administrative expenses                                       226,000                176,000
                                                                   ---------------        ---------------

 Net loss                                                               $(287,000)             $(793,000)
                                                                   ===============        ===============


                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE IV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months             Nine Months
                                                                            Ended                   Ended
                                                                        June 30, 1995           June 30, 1994
                                                                        -------------           -------------
                                                                                          (Restated - Note 4)
OPERATING ACTIVITIES:
Net loss                                                                 $(1,025,000)            $(2,287,000)

Adjustments to reconcile net loss to cash used in operations:
         Amortization of deferred offering cost                               338,000                 264,000
         Amortization of loan origination cost                                 34,000                  85,000
         Increase in allowance for credit losses                              301,000               1,883,000


Changes in assets and liabilities:
         Increases (decreases) in related party balances                      143,000                  37,000
         Increases (decreases) in other assets                                  1,000                      -
         Increases in accounts payable and
                  accrued interest                                              8,000                 117,000
                                                                      ---------------         ---------------


Cash provided by (used in) operations                                       (200,000)                  99,000


INVESTING ACTIVITIES:
Purchase of contract receivables                                          (2,984,000)            (10,746,000)
Loan origination costs                                                       (78,000)               (279,000)
Principal payments on contract receivables,
         including proceeds from sales of vehicles                          3,451,000               3,193,000
                                                                      ---------------         ---------------

Cash provided by (used in) investing activities                               389,000             (7,832,000)



FINANCING ACTIVITIES:
Notes payable proceeds                                                              -               2,438,000
Notes payable offering costs                                                        -               (321,000)
                                                                      ---------------         ---------------

Cash provided by financing activities                                               -               2,117,000



Change in cash and cash equivalents                                           189,000             (5,616,000)
Cash and cash equivalents - beginning                                           7,000             (5,640,000)
                                                                      ---------------         ---------------
Cash and cash equivalents - ending                                           $196,000                 $24,000
                                                                      ===============         ===============

-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:

Cash paid for interest                                                     $1,049,000                $903,000
                                                                      ===============         ===============

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE IV, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL INFORMATION

Automobile Credit Finance IV, Inc. (the Company), is a Texas Corporation organized on March 3, 1993 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries, Automobile Credit Acceptance Corporation ("ACAC") and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.  AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of July 1, 1993, with ACAC and Texas Commerce Trust National Association (the "Trustee"), the Company has issued $10,000,000 in 14% Automobile Contract Notes due December 31, 1996 (the "Notes"). The Notes required monthly interest payments payable monthly at a rate of 3% per annum until October 15, 1993, and 14% per annum payable monthly thereafter.
The Company's public offering of the Notes was completed in December, 1993.

The Indenture requires that all of the Company's excess cash flow after September 30, 1995, must be deposited into a sinking fund held by the trustee for payment of the Notes. Under the terms of the Indenture, and with the approval of the Trustee in the event of default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections on outstanding contracts through December 31, 1996 and sale or collection of the remaining balances on outstanding contracts at December 31, 1996.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $1,262,000 were limited to 13.5% of the gross sales proceeds.

It is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full, due to the collection performance of contracts owned by the Company and will be in default under the terms of the indenture on the maturity date. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

3.  INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company records contract purchases at cost. An initial reserve is recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:

                                                As of June 30, 1995
                                                -------------------

                                Number of        Total                          Net
                                  Active         Unpaid        Unearned       Contract
                                Contracts     Installments     Interest     Receivables
                                ---------     ------------     --------     -----------
 Impaired contracts                    249      $1,711,000      $232,000      $1,479,000

 Unimpaired contracts                1,362       8,308,000     1,608,000       6,700,000
                                   -------    ------------    ----------   -------------

 Total                              $1,611     $10,019,000    $1,840,000       8,179,000
                                   =======    ============    ==========


 Allowance for credit losses                                                   2,930,000
                                                                           -------------
 Contract receivables, net, after allowance                                   $5,249,000
          for credit losses                                                =============


                                            As of  September 30, 1994
                                            -------------------------

                                 Number of        Total                           Net
                                  Active          Unpaid        Unearned       Contract
                                 Contracts     Installments     Interest      Receivables
                                 ---------     ------------     --------      -----------
 Impaired contracts                     448     $3,630,000       $632,000     $2,998,000

 Unimpaired contracts                 1,339      9,667,000      2,051,000      7,616,000
                                    -------   ------------   ------------   ------------


 Total                                1,787    $13,297,000     $2,683,000     10,614,000
                                    =======    ===========     ==========

 Allowance for credit losses                                                   4,581,000
                                                                            ------------
 Contract receivables, net, after allowance                                   $6,033,000
          for credit losses                                                 ============

At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                               12 Months Ending June 30,
                                               -------------------------

                                 1996               1997                1998              Total
                                 ----               ----                ----              -----
 Future payments
 receivable                    $5,776,000         $3,547,000          $696,000         $10,019,000


 Less unearned
 interest income              (1,355,000)          (453,000)          (32,000)         (1,840,000)
                           --------------      -------------       -----------      --------------

                               $4,421,000         $3,094,000          $664,000          $8,179,000
                           ==============      =============       ===========      ==============

The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 45% to 65% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio could be prepaid before or extended past the contract maturity date.

The change in the allowance for doubtful collections is summarized as follows:


 Balance, at September 30, 1994                                                         $4,581,000

 Allowance recorded upon acquisition of loans                                            1,071,000

 Increase in allowance for credit losses                                                   301,000


 Loans charged off against allowance                                                   (3,023,000)
                                                                                       -----------

 Balance, at June 30, 1995                                                              $2,930,000
                                                                                       ===========


In the fourth quarter 1994, the Company adopted SFAS 114 and SFAS 118 and has accordingly restated the earlier 1994 quarters (see Note 4).

Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.

4.  ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118 ("SFAS 114"). This adoption results in the restatement of all prior interim periods of fiscal 1994 and affects the interest income and loss provision amounts on the three month and nine months periods ending June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:

                                            Nine months    Three months     Nine months    Three months
                                               ended          ended           ended           ended
                                              6/30/94         6/30/94         6/30/94         6/30/94
                                               amount         amount         per share       per share
                                               ------         ------         ---------       ---------
Net income (loss) attributable to
common shareholders:
As previously reported                           $151,000       $(39,000)            $151           $(39)
Effect on interest revenue of adopting
         SFAS 114                               (555,000)        (76,000)           (555)            (76)
Effect on net loss provision of adopting
         SFAS 114                             (1,883,000)       (678,000)         (1,883)           (678)
                                            -------------  --------------       ---------     -----------
Loss as restated                             $(2,287,000)      $(793,000)        $(2,287)          $(793)
                                            =============  ==============       =========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Contract Purchases

Operational results are primarily driven by the Company's contract purchases. The Company's contract purchases by quarter were:

          Fiscal                    Fiscal
          Quarter                    Year                            Quantity                      Cost
          -------                    ----                            --------                      ----
            Q3*                      1993                                 236                 1,100,000
            Q1                       1994                               1,655                 7,883,000
            Q2                       1994                                 328                 1,665,000
            Q3                       1994                                 221                 1,198,000
            Q4                       1994                                 237                 1,181,000
            Q1                       1995                                 158                   688,000
            Q2                       1995                                 172                   707,000
            Q3                       1995                                 326                 1,589,000
                                                                      -------               -----------
                                     Total                              3,333               $16,011,000
                                                                      =======               ===========

* Effective September 30, 1993, the Company changed its fiscal reporting year end to September 30.

Comparison of  Nine Month Periods Ended June 30, 1995 and 1994

The Company purchased 656 contracts during the nine months ended June 30, 1995, as compared to 2,204 contracts during the nine months ended June 30, 1994. The cost of the contracts including Company loan origination fees was $3,062,000 ($4,668 per contract) for the nine months ended June 30, 1995, compared to a cost of $11,025,000 ($5,002 per contract) for the nine months ended June 30, 1994.

For the nine months ended June 30, 1995, the Company had interest revenue of $1,362,000, compared to $1,416,000 for the nine months ended June 30, 1994. The decrease in interest revenue is due to a decrease in net contract receivables.

For the nine months ended June 30, 1995, the Company had interest expense of $1,387,000, compared to $1,263,000 for the nine months ended June 30, 1994. The increase in interest expense is due to an increase in average notes payable.

The provision for credit losses for the nine months ended June 30, 1995, was $301,000 compared to $1,883,000 for the nine months ended June 30, 1994. The decrease in provision is primarily due to improvement in contract performance and the establishment of an adequate reserve for credit losses in prior periods.

General and administrative expenses increased from $557,000 for the nine months ended June 30, 1994, to $699,000 for the nine months ended June 30, 1995. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default. The increase in general and administrative expenses is due to increased annual servicing fees and additional repossessions that occurred during the nine month period ending June 30, 1995 from earlier contract purchases.


Comparison of  Three Month Periods Ended June 30, 1995 and 1994

For the three months ended June 30, 1995, the Company had interest revenue of $438,000, compared to $510,000 for the three months ended June 30, 1994. Interest revenue decreased due to a decrease in net contract receivables for the three months ended June 30, 1995.

For the three months ended June 30, 1995, the Company had interest expense of $464,000, compared to $449,000 for the three months ended June 30, 1994. The increase in interest expense is due to an increase in amoritization of deferred offering costs.

The provision for credit losses for the three months ended June 30, 1995, was $35,000 compared to $678,000 for the three months ended June 30, 1994. The decrease in provision is primarily due to improvement in contract performance and the establishment of an adequate reserve for credit losses in prior periods.

General and Administrative expenses increased from $176,000 for the three months ended June 30, 1994 to $226,000 for the three months ended June 30, 1995. General and administrative expenses increased due to additional repossessions that occurred during the three month period ended June 30, 1995, from earlier contract purchases.


LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount in August 1993 and began purchasing contract receivables in September 1993. The Company had completed raising the total subscription amount of $10,000,000 by December 1993 and the Company completed its initial investment of net proceeds of $8,738,000 during December 1993. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $16,011,000 in contract receivables.

The Company's liquidity is a function of, among other things, cash flow from receivables owned by the Company and Company expenditures.

Based on the collection performance of contracts owned by the Company, it is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on December 31, 1996. While the sale or collection of remaining receivables after maturity may reduce the shortfall, there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is likely that the proceeds from sale or collection will not be sufficient to pay the Noteholders in full.

The Company's projected insufficient cash balance at the maturity date of the Notes payable on December 31, 1996 will constitute a default at maturity date under its Indenture agreement with Texas Commerce Bank National Association ("Trustee"). With the occurrence of a default, the Trustee has the option to sell the Company's assets, to institute judicial proceedings to force complete or partial foreclosure of the Company, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee, and the Company's noteholders. At the time of default, the collections from assets and sale proceeds of repossessed vehicles will be applied to the remaining balance due Noteholders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures.

When the sinking fund begins on October 1, 1995, the cash provided by operations and principal payments on contract receivables will be deposited into a sinking fund trust account and no additional contracts will be purchased. The funds in the sinking fund will be invested until maturity at money market fund rates.

In fiscal year 1993, the Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company is required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the costs accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes, the payment of interest, the payment of certain allowed expenses, including servicing fees, and, until commencement of the sinking fund period, the purchase of additional receivables. The Notes require interest payments only until maturity.

Until maturity the difference between collections and interest due each month is first applied to allowed expenses of the Company (primarily repossession, repair and maintenance expenses, servicing, investor relations expenses, bank, accounting, attorney and trustee fees, and income taxes). Prior to the sinking fund period, any remaining cash flow is invested in the purchase of additional receivables. Servicing and investor relations expenses are an allowed expense of the Company and are paid to ACAC. The Company has regularly had surplus cash flow to invest in additional receivables. If there is a remaining unpaid balance on the Notes after maturity, the Notes will be in default, and the Note Trustee will determine which expenses are reimbursed, including whether the Company may use contract proceeds to pay servicing, investor relations and purchasing fees to ACAC.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy court has issued a final order of confirmation of a reorganization plan, the Company intends to continue to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOMOBILE CREDIT FINANCE IV, INC.

DATE:  August 4, 1995                   BY:  /s/ Lucian D. Vandergrift, III
                                           --------------------------------
                                           Lucian D. Vandergrift, III
                                           Operating Officer



DATE:  August 4, 1995                   BY:  /s/ Robert D. Idzi
                                           --------------------------------
                                           Robert D. Idzi
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
